Form 10-K
period 1998-12-31
MONEY STORE ASSET BACKED CERTIFICATES SERIES 1998-B
filed 1999-04-01
CIK 1070935

--------------------------------------
                                                 OMB APPROVAL
                                         --------------------------------------
                                         OMB Number:     3235-0063
                                         Expires:        May 31, 2000
                                         Estimated average burden
                                         hours per response   1711.00
                                         --------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number 333-32775

THE MONEY STORE TRUST 1998-B (AND THE ORIGINATORS AS LISTED BELOW UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF JULY 31, 1998, PROVIDING FOR THE ISSUANCE OF THE MONEY STORE ASSET BACKED CERTIFICATES SERIES 1998-B).

                          THE MONEY STORE TRUST 1998-B
                                TMS MORTGAGE INC.
                            THE MONEY STORE/D.C. INC.
                          THE MONEY STORE/KENTUCKY INC.
                        THE MONEY STORE HOME EQUITY CORP.
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

          *                                                         *
(State or other jurisdiction                            (Trust I.R.S. Employer
of incorporation or organization)                        Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                    95605
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000

           Securities registered pursuant to section 12(g) of the Act:

                       * See Schedule A attached hereto.

                                   Schedule A

                                       State of                IRS Employer
REGISTRANT                             INCORPORATION           ID NUMBER

TMS Mortgage Inc.                      New Jersey              22-3217781
The Money Store/D.C. Inc.              D.C.                    22-2133027
The Money Store/Kentucky Inc.          Kentucky                22-2459832
The Money Store Home Equity Corp.      Kentucky                22-2522232
The Money Store/Minnesota Inc.         Minnesota               22-3003495

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     |X| Yes    |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not Applicable.


State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

     Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

     Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

     Reference is made to the Annual Compliance Certificate attached hereto as
     Exhibit 20.

 Reference is made to the Annual Statement attached hereto as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for Registrant's securities subject to this filing.

     Number of holders of record of the Certificates as of March 10, 1999: 157

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Annual Compliance Certificate attached as Exhibit 20.

     Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of March 10, 1999 as to each Certificateholder of record of more than 5% of the Certificates:


                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store        Bankers Trust Company/       6,500,000          7.4
Trust Asset-Backed     First Union Safekeeping
Certificates,          Dealer Clearance
Series 1998-B          16 Wall Street, 5th Floor
Class AF-1             New York, NY 10005

                       Chase Manhattan Bank         18,000,000         20.5
                       4 New York Plaza,
                       13th Floor
                       New York, NY 10004

                       State Street Bank and        42,000,000         47.7
                       Trust Company
                       Global Corp. Action
                       Dept. JAB5W
                       P.O. Box 1631
                       Boston, MA 02105-1631

                       Suntrust Bank, Atlanta       17,000,000         19.3
                       303 Peachtree St.,
                       14th Floor MC#3141
                       Atlanta, GA 30308

                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         3,970,000          6.1
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B
Class AF-2
                       Bankers Trust Company        24,850,000         38.2
                       c/o BT Services Tennessee
                          Inc.
                       648 Grassmere Park Drive
                       Nashville, TN 37211

                       Boston Safe Deposit and      5,800,000          8.9
                       Trust Company
                       c/o Mellon Bank N.A.
                       Three Mellon Bank Center,
                       Room 153-3015
                       Pittsburgh, PA 15259

                       The First National           5,450,000          8.4
                       Bank of Maryland
                       9th Floor- M/C 109-911
                       110 So. Paca Street
                       Baltimore, MD 21201

                       The Northern Trust Company   4,220,000          6.5
                       801 S. Canal C-IN
                       Chicago, IL 60607

                       State Street Bank and        8,300,000          12.8
                       Trust Company
                       Global Corp. Action
                       Dept. JAB5W
                       P.O. Box 1631
                       Boston, MA 02105-1631

                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         23,350,000         17.7
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B
Class AF-3
                       Bankers Trust Company        15,340,000         11.6
                       c/o BT Services Tennessee
                          Inc.
                       648 Grassmere Park Drive
                       Nashville, TN 37211

                       Boston Safe Deposit and      29,260,000         22.2
                       Trust Company
                       c/o Mellon Bank N.A.
                       Three Mellon Bank Center,
                       Room 153-3015
                       Pittsburgh, PA 15259

                       Chase Manhattan Bank         7,930,000          6.0
                       4 New York Plaza,
                       13th Floor
                       New York, NY 10004

                       State Street Bank and        32,195,000         24.4
                       Trust Company
                       Global Corp. Action
                         Dept. JAB5W
                       P.O. Box 1631
                       Boston, MA 02105-1631

                       Wachovia Bank/Safekeeping    7,500,000          5.7
                       301 N. Main Street,
                       NC 31058
                       Winston-Salem, NC 27150

                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         22,342,000         44.7
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B,
Class AF-4
                       Boston Safe Deposit and      5,313,000          10.6
                       Trust Company
                       c/o Mellon Bank N.A.
                       Three Mellon Bank Center,
                       Room 153-3015
                       Pittsburgh, PA 15259

                       Chase Manhattan Bank         3,120,000          6.2
                       4 New York Plaza,
                       13th Floor
                       New York, NY 10004

                       State Street Bank and        3,355,000          6.7
                       Trust Company
                       Global Corp. Action
                         Dept. JAB5W
                       P.O. Box 1631
                       Boston, MA 02105-1631

                       Wachovia Bank/Safekeeping    7,500,000          15.0
                       301 N. Main Street,
                       NC 31058
                       Winston-Salem, NC 27150

                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  Boston Safe Deposit and      4,695,000          13.4
Asset-Backed           Trust Company
Certificates,          c/o Mellon Bank N.A.
Series 1998-B,         Three Mellon Bank Center,
                       Room 153-3015
Class AF-5             Pittsburgh, PA 15259

                       Firstar Trust Company        2,000,000          5.7
                       777 E. Wisconsin Avenue
                       Milwaukee, WI 53202

                       The Northern Trust Company   2,760,000          7.9
                       801 S. Canal C-IN
                       Chicago, IL 60607

                       State Street Bank and        8,850,000          25.3
                       Trust Company
                       Global Corp. Action
                       Dept. JAB5W
                       P.O. Box 1631
                       Boston, MA 02105-1631

                       Suntrust Bank, Atlanta       5,830,000          16.7
                       303 Peachtree St.,
                       14th Floor MC#3141
                       Atlanta, GA 30308



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         17,500,000         36.5
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B,
Class AF-6
                       Bankers Trust Company        7,500,000          15.6
                       c/o BT Services
                         Tennessee Inc.
                       648 Grassmere Park Drive
                       Nashville, TN 37211

                       Chase Manhattan Bank         19,850,000         41.4
                       4 New York Plaza,
                       13th Floor
                       New York, NY 10004

                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         13,000,000         24.5
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B,
Class AF-7
                       Boston Safe Deposit and      12,000,000         22.7
                       Trust Company
                       c/o Mellon Bank N.A.
                       Three Mellon Bank Center,
                       Room 153-3015
                       Pittsburgh, PA 15259

                       Citibank, N.A.               19,469,000         36.8
                       P.O. Box 30576
                       Tampa, FL 33630-3576

                       Sei Trust Company            5,000,000          9.4
                       1 Freedom Valley Drive
                       Oaks, PA 19456



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         6,075,000          20.9
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B,
Class AF-8
                       Bankers Trust Company        10,000,000         34.5
                       c/o BT Services
                         Tennessee Inc.
                       648 Grassmere Park Drive
                       Nashville, TN 37211

                       Chase Manhattan Bank         2,000,000          6.9
                       4 New York Plaza,
                       13th Floor
                       New York, NY 10004

                       Citibank, N.A.               5,000,000          17.2
                       P.O. Box 30576
                       Tampa, FL 33630-3576

                       State Street Bank and        4,500,000          15.5
                       Trust Company
                       Global Corp. Action
                          Dept. JAB5W
                       P.O. Box 1631
                       Boston, MA 02105-1631



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         1,846,000          7.9
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B,
Class AF-9
                       Bankers Trust Company        2,869,000          12.3
                       c/o BT Services
                         Tennessee Inc.
                       648 Grassmere Park Drive
                       Nashville, TN 37211

                       Boston Safe Deposit and      1,415,000          6.1
                       Trust Company
                       c/o Mellon Bank N.A.
                       Three Mellon Bank Center,
                       Room 153-3015
                       Pittsburgh, PA 15259

                       Chase Manhattan Bank         13,569,000         58.2
                       4 New York Plaza,
                       13th Floor
                       New York, NY 10004

                       The Northern Trust Company   2,310,000          9.9
                       801 S. Canal C-IN
                       Chicago, IL 60607



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  Chase Manhattan Bank         228,381,000        43.6
Asset-Backed           4 New York Plaza,
Certificates,          13th Floor
Series 1998-B,         New York, NY 10004
Class AV-1
                       Investors Fiduciary          76,000,000         14.5
                       Trust Company/SSB
                       Global Corp. Action
                         Dept. JAB5W
                       P.O. Box 1631
                       Boston, MA 02105-1631

                       State Street Bank and        156,500,000        29.8
                       Trust Company
                       Global Corp. Action
                         Dept. JAB5W
                       P.O. Box 1631
                       Boston, MA 02105-1631



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  Chase Manhattan Bank         41,626,000         53.2
Asset-Backed           4 New York Plaza,
Certificates,          13th Floor
Series 1998-B          New York, NY 10004
Class AH-1
                       The Northern Trust Company   35,000,000         44.7
                       801 S. Canal C-IN
                       Chicago, IL 60607



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         14,086,000         100%
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B
Class AH-2



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         20,358,000         80.3
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B
Class AH-3
                       UMB Bank, National           5,000,000          19.7
                         Association
                       P.O. Box 419260
                       Kansas City, MO 64141-6260



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         11,345,000         100%
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B
Class AH-4



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York/        8,470,000          89.4
Asset-Backed           Western Trust Company
Certificates,          One Wall Street
Series 1998-B          New York, NY 10286
Class AH-5

                       The First National           1,000,000          10.6
                       Bank of Maryland
                       9th Floor- M/C 109-911
                       110 So. Paca Street
                       Baltimore, MD 21201



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         8,000,000          61.5
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B,
Class AH-6
                       The Northern Trust Company   4,500,000          34.6
                       801 S. Canal C-IN
                       Chicago, IL 60607



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         8,000,000          50.3
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B,
Class MH-1
                       Comerica Bank                2,899,000          18.2
                       CAP.CHG./Proxy 7CBB/
                         MC 3530
                       Detroit, MI 48275-3530

                       Fleet Bank of                1,000,000          6.3
                         Massachusetts, N.A.
                       Fleet Services Corp.
                       2nd Floor NYROTO2B
                       Rochester, NY 14638

                       U.S. Bank National           4,000,000          25.2
                         Association
                       MPFP 1603 Proxy Unit
                       601 Second Avenue South
                       Minneapolis, MN 55402



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Bank of New York         4,000,000          26.7
Asset-Backed           925 Patterson Plank Rd.
Certificates,          Secaucus, NJ 07094
Series 1998-B,
Class MH-2
                       Norwest Bank Minnesota,      10,955,000         73.3
                       National Association
                       733 Marquette Avenue
                       Minneapolis, MN 55479-0056



                                                    Amount of
                       Name and Address of          Security of
Title of Class         Beneficial Owner             Beneficial Owner  % of Class

The Money Store Trust  The Northern Trust Company   16,396,000        100%
Asset-Backed           801 S. Canal C-IN
Certificates,          Chicago, IL 60607
Series 1998-B,
Class BH-1




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) None

     (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

     1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Trust Asset Backed Certificates, Series 1998-B) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1998 which has been filed with the SEC by MBIA Inc. on March 24, 1999 is hereby incorporated herein by reference.

     2.   Not applicable

     3.   Exhibits

          13.  Annual Statement

          20.  Annual Compliance Certificate

          99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

     (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1999.


                                    THE MONEY STORE TRUST 1998-B
                                    TMS MORTGAGE INC.
                                    THE MONEY STORE/D.C. INC.
                                    THE MONEY STORE/KENTUCKY INC.
                                    THE MONEY STORE HOME EQUITY CORP.
                                    THE MONEY STORE/MINNESOTA INC.


                                   By:  /s/ JAMES RANSOM
                                        ------------------------------
                                        James Ransom
                                        Chief Accounting Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                  PAGE NUMBER

Annual Statement                                            18

Annual Compliance Certificate                               26

Annual Independent Accountant's Report                      28