Form 10-K
period 1999-12-31
MONEY STORE ASSET BACKED CERTIFICATES SERIES 1998-B
filed 2000-04-14
CIK 1070935

-----------------------------------
                                                    OMB APPROVAL
                                             -----------------------------------
                                             OMB Number:     3235-0063
                                             Expires:        May 31, 2000
                                             Estimated average burden
                                             hours per response   1711.00
                                             -----------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

              *                                                    *
---------------------------------------                   ------------------
     (State or other jurisdiction                       (Trust I.R.S. Employer
of incorporation or organization)                          Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA               95605
---------------------------------------------        ------------------
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

/  / Yes    /X/   No

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

     Number of holders of record of the Certificates as of March 15, 2000: 114

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of March 15, 2000 as to each Certificateholder of record of more than 5% of the Certificates:

                                                                 Amount of
                                Name and Address of              Security of
Title of Class                  Beneficial Owner                 Beneficial Owner       % of Class


The Money Store Trust
Asset-Backed Certificates,
Series 1998-B,
Class AF-1

                                                                 Amount of
                                Name and Address of              Security of
Title of Class                  Beneficial Owner                 Beneficial Owner       % of Class

The Money Store Trust
Asset-Backed Certificates,
Series 1998-B,
Class AF-2

                                                                 Amount of
                                Name and Address of              Security of
Title of Class                  Beneficial Owner                 Beneficial Owner       % of Class


The Money Store Trust            The Bank of New York            $11,095,000             8.4
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AF-3

                                 Boston Safe Deposit and         $18,630,000             14.1
                                 Trust Company
                                 c/o Mellon Bank N.A.
                                 Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA 15259

                                 Chase Manhattan Bank             $9,380,000              7.1
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 State Street Bank and           $53,780,000             40.7
                                 Trust Company
                                 1776 Heritage Drive
                                 Global Corp. Action Unit
                                 JAB5NW
                                 No. Quincy, MA 02171

                                 Wachovia Bank/Safekeeping        $7,500,000              5.7
                                 301 N. Main Street, NC 31058
                                 Winston-Salem, NC 27150

                                 Citibank, N.A.                   $8,130,000              6.2
                                 P.O. Box 30576
                                 Tampa, FL 33630-1190

                                                                 Amount of
                                Name and Address of              Security of
Title of Class                  Beneficial Owner                 Beneficial Owner       % of Class

The Money Store Trust            The Bank of New York            $17,275,000            34.6
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AF-4
                                 Chase Manhattan Bank             $3,000,000             6.0
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 State Street Bank and            $6,674,000             13.3
                                 Trust Company
                                 Global Corp. Action Dept. JAB5W
                                 P.O. Box 1631
                                 Boston, MA 02105-1631

                                 Wachovia Bank/Safekeeping        $7,500,000             15.0
                                 301 N. Main Street, NC 31058
                                 Winston-Salem, NC 27150

                                 Allfirst Bank                    $8,821,000             17.6
                                 9th Floor - M/C 109-911
                                 110 South Paca Street
                                 Baltimore, MD 21201

                                 FUNB - Phila. Main               $5,000,000              10.0
                                 123 South Broad Street
                                 Philadelphia, PA 19109


                                                                 Amount of
                                Name and Address of              Security of
Title of Class                  Beneficial Owner                 Beneficial Owner       % of Class


The Money Store Trust            Boston Safe Deposit and         $4,695,000             13.4
Asset-Backed Certificates,       Trust Company
Series 1998-B,                   c/o Mellon Bank N.A.
Class AF-5                       Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA 15259

                                 Firstar Bank, N.A.              $2,000,000              5.7
                                 425 Walnut Street
                                 Location CN-WM-06CT
                                 Cincinnati, OH 45201

                                 The Northern Trust Company      $2,760,000              7.9
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                 State Street Bank and           $8,850,000             25.3
                                 Trust Company
                                 1776 Heritage Dr.
                                 Global Corp. Action Unit
                                 JAB5NW
                                 North Quincy, MA 02171

                                 Suntrust Bank, Atlanta          $6,565,000             18.8
                                 303 Peachtree St., 14th Floor
                                 MC#3141
                                 Atlanta, GA 30308

                                                                   Amount of
                                Name and Address of                Security of
Title of Class                  Beneficial Owner                   Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York               $17,500,000             36.5
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AF-6
                                 Bankers Trust Company              $7,500,000              15.6
                                 c/o BT Services Tennessee Inc.
                                 648 Grassmere Park Drive
                                 Nashville, TN 37211

                                 Chase Manhattan Bank              $16,500,000              34.4
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                                                 Amount of
                                Name and Address of              Security of
Title of Class                  Beneficial Owner                 Beneficial Owner       % of Class


The Money Store Trust            The Bank of New York            $13,000,000              24.5
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AF-7
                                 Boston Safe Deposit and          $8,800,000              16.6
                                 Trust Company
                                 c/o Mellon Bank N.A.
                                 Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA 15259

                                 Citibank, N.A.                  $19,469,000              36.8
                                 P.O. Box 30576
                                 Tampa, FL 33630-3576

                                 Sei Trust Company                $5,000,000               9.4
                                 1 Freedom Valley Drive
                                 Oaks, PA 19456

                                                                     Amount of
                                Name and Address of                  Security of
Title of Class                  Beneficial Owner                     Beneficial Owner       % of Class

The Money Store Trust            The Bank of New York                $9,575,000              33.0
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AF-8
                                 Bankers Trust Company               $10,000,000             34.5
                                 c/o BT Services Tennessee Inc.
                                 648 Grassmere Park Drive
                                 Nashville, TN 37211

                                 Chase Manhattan Bank                 $2,000,000              6.9
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 Citibank, N.A.                       $5,000,000             17.2
                                 P.O. Box 30576
                                 Tampa, FL 33630-3576

                                                                      Amount of
                                Name and Address of                   Security of
Title of Class                  Beneficial Owner                      Beneficial Owner       % of Class

The Money Store Trust            Bankers Trust Company                $4,000 ,000            17.1
Asset-Backed Certificates,       c/o BT Services Tennessee Inc.
Series 1998-B,                   648 Grassmere Park Drive
Class AF-9                       Nashville, TN 37211

                                 Chase Manhattan Bank                 $14,329,000            61.4
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                                                      Amount of
                                Name and Address of                   Security of
Title of Class                  Beneficial Owner                      Beneficial Owner         % of Class

The Money Store Trust            Chase Manhattan Bank                  $228,381,000             43.6
Asset-Backed Certificates,       4 New York Plaza, 13th Floor
Series 1998-B,                   New York, NY 10004
Class AV-1
                                 Investors Fiduciary                    $76,000,000             14.5
                                 Trust Company/SSB
                                 1776 Heritage Dr.
                                 Global Corp. Action Dept. JAB5NW
                                 North Quincy, MA 02171

                                 State Street Bank and                 $159,500,000             30.4
                                 Trust Company
                                 1776 Heritage Dr.
                                 Global Corp. Action Unit
                                 JAB5NW
                                 North Quincy, MA 02171

                                                                      Amount of
                                Name and Address of                   Security of
Title of Class                  Beneficial Owner                      Beneficial Owner       % of Class

The Money Store Trust            Chase Manhattan Bank                 $41,626,000            53.2
Asset-Backed Certificates,       4 New York Plaza, 13th Floor
Series 1998-B,                   New York, NY 10004
Class AH-1
                                 The Northern Trust Company           $35,000,000            44.7
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                                                           Amount of
                                Name and Address of                        Security of
Title of Class                  Beneficial Owner                           Beneficial Owner       % of Class

The Money Store Trust            The Bank of New York                       $13,086,000            92.9
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AH-2
                                 BostonSafe Deposit and Trust Company       $1,000,000              7.1
                                 c/o Mellon Bank N.A.
                                 Three Mellon Bank Center
                                 Pittsburgh, PA 15259


                                                                    Amount of
                                 Name and Address of                Security of
Title of Class                   Beneficial Owner                   Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York               $20,358,000             80.3
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AH-3
                                 UMB Bank, National Association     $5,000,000              19.7
                                 P.O. Box 419260
                                 Kansas City, MO 64141-6260

                                                                    Amount of
                                 Name and Address of                Security of
Title of Class                   Beneficial Owner                   Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York                $11,345,000             100%
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AH-4

                                                                    Amount of
                                 Name and Address of                Security of
Title of Class                   Beneficial Owner                   Beneficial Owner        % of Class

The Money Store Trust            Union Bank of California, N.A.      $8,470,000              89.4
Asset-Backed Certificates,       P.O. Box 109
Series 1998-B,                   San Diego, CA  92112-4103
Class AH-5
                                 Boston Safe Deposit and               $500,000                5.3
                                   Trust Company
                                 c/o Mellon Bank, N.A.
                                 Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA  15259

                                                                    Amount of
                                 Name and Address of                Security of
Title of Class                   Beneficial Owner                   Beneficial Owner        % of Class


The Money Store Trust            The Bank of New York               $8,000,000              61.5
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AH-6
                                 The Northern Trust Company         $4,500,000              34.6
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                                                    Amount of
                                 Name and Address of                Security of
Title of Class                   Beneficial Owner                   Beneficial Owner         % of Class


The Money Store Trust            The Bank of New York                $8,000,000               50.3
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class MH-1

                                 Comerica Bank                       $2,899,000               18.2
                                 CAP.CHG./Proxy 7CBB/MC 3530
                                 Detroit, MI 48275-3530

                                 Fleet National Bank                 $1,000,000                6.3
                                 Fleet Services Corp.
                                 2nd Floor NYROTO2B
                                 Rochester, NY 14638

                                 U.S. Bank National Association      $4,000,000               25.2
                                 MPFP 1603 Proxy Unit
                                 601 Second Avenue South
                                 Minneapolis, MN 55402

                                                                    Amount of
                                 Name and Address of                Security of
Title of Class                   Beneficial Owner                   Beneficial Owner        % of Class

The Money Store Trust            The Bank of New York                $4,000,000              26.7
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class MH-2
                                 Norwest Bank Minnesota, National   $10,955,000              73.3
                                 Association
                                 733 Marquette Avenue
                                 Minneapolis, MN 55479-0056

                                                                    Amount of
                                 Name and Address of                Security of
Title of Class                   Beneficial Owner                   Beneficial Owner        % of Class

The Money Store Trust            The Northern Trust Company         $16,396,000             100%
Asset-Backed Certificates,       801 S. Canal C-IN
Series 1998-B,                   Chicago, IL 60607
Class BH-1

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
             Corporation (the surety provider for The Money Store Trust Asset
             Backed Certificates, Series 1998-B) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1998 which has been filed with the SEC by MBIA Inc. on March 27, 2000 is hereby incorporated herein by reference.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 14th day of March, 2000.


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


                                       By:     /s/ ARTHUR Q. LYON
                                              --------------------------
                                       Name:  Arthur Q. Lyon
                                       Title: Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                         PAGE NUMBER

Annual Statement                                                 13

Annual Compliance Certificate                                    13

Annual Independent Accountant's Report                           14