Form 10-K
period 2000-12-31
MONEY STORE ASSET BACKED CERTIFICATES SERIES 1998-B
filed 2001-04-17
CIK 1070935

------------------------------------------
                                                       OMB APPROVAL
                                     ------------------------------------------
                                     OMB Number:     3235-0063
                                     Expires:        May 31, 2000
                                     Estimated average burden
                                     hours per response   1711.00
                                     ------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
                         THE MONEY STORE/MINNESOTA INC.
             (Exact name of registrant as specified in its charter)

            *                                                    *
---------------------------------------     ------------------------------------
     (State or other jurisdiction                   (Trust I.R.S. Employer
of incorporation or organization)                    Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                    95605
---------------------------------------------       ----------------------------
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

          Securities registered pursuant to Section 12(g) of the act:


                                      NONE
                                --------- -----
                                (Title of class)

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

     Number of holders of record of the Certificates as of April 9, 2001: 106

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of April 9, 2001 as to each Certificateholder of record of more than 5% of the Certificates:

                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            AllFirst Bank                               $10,945,000               8.29
Asset-Backed Certificates,       100 E. Pratt Street 17th Fl.
Series 1998-B,                   Baltimore, MD 21202
Class AF-3

                                 Bank of New York (THE)                      $7,000,000                5.30
                                 925 Patterson Plank Rd.
                                 Secaucus, NJ 07094

                                 Boston Safe Deposit and Trust Company       $19,550,000               14.81
                                 c/o Mellon Bank N.A.
                                 Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA 15259

                                 Chase Manhattan Bank                        $9,980,000                7.56
                                 4 New York Plaza
                                 13th Floor
                                 New York, NY 10004

                                 Northern Trust Company (THE)                $6,680,000                5.06
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                 State Street Bank and Trust Company         $58,000,000               43.94
                                 1776 Heritage Dr.
                                 No. Quincy, MA 02171

                                 Wachovia Bank/Safekeeping                   $7,500,000                5.68
                                 301 N. Church Street
                                 Winston Salem, NC 27102

                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            AllFirst Bank                               $8,706,000                17.41
Asset-Backed Certificates,       100 E. Pratt Street 17th Fl.
Series 1998-B,                   Baltimore, MD 21202
Class AF-4
                                 Bank of New York (THE)                      $17,275,000               34.55
                                 925 Patterson Plank Rd.
                                 Secaucus, NJ 07094

                                 Deutsche Banc Alex. Brown Inc.              $7,400,000                14.8
                                 Proxy Department
                                 P.O. Box 1776
                                 Baltimore, MD 21203

                                 FUNB - Phila. Main                          $8,000,000                16.00
                                 123 South Broad Street
                                 Philadelphia, PA  19109

                                 State Street Bank and Trust Company         $6,674,000                13.35
                                 1776 Heritage Dr.
                                 Global Corporate Action Unit JAB 5NW
                                 No. Quincy, MA 02171


                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            Bankers Trust Company                       $11,365,000               32.47
Asset-Backed Certificates,       648 Grassmere Park Road
Series 1998-B,                   Nashville, TN 37211
Class AF-5
                                 Boston Safe Deposit and Trust Company       $5,085,000                14.53
                                 c/o Mellon Bank N.A.
                                 Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA 15259

                                 Firestar Bank, N.A.                         $2,000,000                5.71
                                 425 Walnut Street
                                 Cincinnati, OH 45202

                                 First Union National Bank                   $1,990,000                5.69
                                 1525 West W.T. Harris Blvd.
                                 Charlotte, NC 28288

                                 Northern Trust Company (THE)                $2,760,000                7.89
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                 Suntrust Bank                               $6,315,000                18.04
                                 P.O. Box 105504,
                                 Center 3141
                                 Atlanta, GA 30348-5504


                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            Bank of New York (THE)                      $25,350,000               52.81
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AF-6
                                 Chase Manhattan Bank                        $17,500,000               36.46
                                 4 New York Plaza
                                 13th Floor
                                 New York, NY 10004


                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            Bank of New York (THE)                      $13,000,000               24.54
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AF-7
                                 Boston Safe Deposit and Trust Company       $8,800,000                16.61
                                 c/o Mellon Bank N.A.
                                 Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA 15259

                                 Citibank, N.A.                              $19,469,000               36.76
                                 3800 Citicorp Center Tampa
                                 Building B/Floor 1
                                 Tampa, FL 33610-9122

                                 SEI Trust Company                           $5,000,000                9.44
                                 1 Freedom Valley Drive
                                 Oaks, PA 19456



                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust Asset-Backed   Bank of New York (THE)                    $9,000,000              31.03
Certificates, Series 1998-A, Class   925 Patterson Plank Rd.
AF-8                                 Secaucus, NJ 07094
                                     Boston Safe Deposit and Trust Company     $10,000,000             34.48
                                     c/o Mellon Bank N.A.
                                     Three Mellon Bank Center,
                                     Room 153-3015
                                     Pittsburgh, PA 15259

                                     Chase Manhattan Bank                      $2,000,000              6.90
                                     4 New York Plaza
                                     13th Floor
                                     New York, NY 10004

                                     Citibank, N.A.                            $5,000,000              17.24
                                     3800 Citicorp Center Tampa
                                     Building B/Floor 1
                                     Tampa, FL 33610-9122


                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            Bankers Trust Company                       $4,000,000                17.15
Asset-Backed Certificates,       648 Grassmere Park Road
Class AF-9                       Nashville, TN 37211

                                 Chase Manhattan Bank                        $16,294,000               69.84
                                 4 New York Plaza
                                 13th Floor
                                 New York, NY 10004



                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            Chase Manhattan Bank                        $228,381,000              43.55
Asset-Backed Certificates,       4 New York Plaza
Series 1998-B,                   13th Floor
Class AV                         New York, NY 10004

                                 State Street Bank and Trust Company         $235,500,000              44.91
                                 1776 Heritage Dr.
                                 No. Quincy, MA 02171



                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            The Bank of New York                        $20,358,000               80.28
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AH-3
                                 UMB Bank, National Association              $5,000,000                19.72
                                 P.O. Box 419260
                                 Kansas City, MO 64141-6260


                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            The Bank of New York                        $11,345,000            100
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AH-4



                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            Banc of America Securities LLC            $8,470,000               89.44
Asset-Backed Certificates,       185 Berry Street
Series 1998-B,                   3rd Floor
Class AH-5                       San Francisco, CA 94107

                                 Boston Safe Deposit and Trust Company     $500,000                 5.28
                                 c/o Mellon Bank N.A.
                                 Three Mellon Bank Center,
                                 Room 153-3015
                                 Pittsburgh, PA 15259

                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            The Bank of New York                      $8,000,000               61.52
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class AH-6
                                 Northern Trust Company (THE)              $4,400,000               33.84
                                 801 S. Canal C-IN
                                 Chicago, IL 60607


                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            The Bank of New York                       $13,000,000             85.02
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class MH-1
                                 Comerica Bank                              $2,899,000              14.98
                                 411 West Lafayette
                                 Mail Code 3404
                                 Detroit, MI 48226


                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            The Bank of New York                        $4,000,000              26.75
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class MH-2
                                 Wells Fargo Bank Minnesota, N.A.            $10,955,000             73.25
                                 733 Marquette Avenue
                                 N9306-051
                                 Minneapolis, MN 55479



                                                                             Amount of
                                 Name and Address of                        Security of
Title of Class                   Beneficial Owner                          Beneficial Owner         % of Class

The Money Store Trust            The Bank of New York                        $16,396,000             100
Asset-Backed Certificates,       925 Patterson Plank Rd.
Series 1998-B,                   Secaucus, NJ 07094
Class BH

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)

          1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Trust Asset Backed Certificates, Series 1998-B) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 2000 which has been filed with the SEC by MBIA Inc. on March 30, 2001 is hereby incorporated herein by reference.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 16th day of April, 2001.


                                  THE MONEY STORE TRUST 1998-B
                                  TMS MORTGAGE INC.
                                  THE MONEY STORE/D.C. INC.
                                  THE MONEY STORE/KENTUCKY INC.
                                  THE MONEY STORE HOME EQUITY CORP.
                                  THE MONEY STORE/MINNESOTA INC.


                                  By:    /s/ Arthur Q. Lyon
                                         ---------------------------
                                  Name:  Arthur Q. Lyon
                                  Title: Chief Financial Officer

                                  EXHIBIT INDEX


     DESCRIPTION                                         PAGE NUMBER

Annual Statement                                               9

Annual Compliance Certificate                                 10

Annual Independent Accountant's Report                        11